Form 10QSB
period 2003-09-30
CALWEST BANCORP
filed 2003-11-12
CIK 1257580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 333-14288

CALWEST BANCORP

CALIFORNIA	NO. 56-2380639
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

22342 Avenida Empresa, Rancho Santa Margarita, California 92688
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 766-3000

SOUTH COUNTY BANK, N.A.
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

On September 30, 2003, there were 1,082,720 shares of CalWest Bancorp Common Stock outstanding.

CalWest Bancorp

September 30, 2003

Item 1.   Financial Statements

CalWest Bancorp

Condensed Consolidated Balance Sheets

(Unaudited - Dollar Amounts in Thousands)

	September 30, 2003	December 31, 2002

Cash and Due From Bank	$7,030	$6,576
Federal Funds Sold	22,435	6,335
TOTAL CASH AND EQUIVALENTS	29,465	12,911

Interest Bearing Deposits in other Banks	1,198	4,885

Investment Securities, net	12,489	13,430

Loans Held for Sale	5,024	11,868

Loans	61,925	44,990
Allowance for Loan Losses	(616)	(511)

NET LOANS	61,309	44,479

Premises and Equipment, net	400	413
Accrued Interest and Other Assets	2,035	1,812

TOTAL ASSETS	$111,920	$89,798

Noninterest-Bearing Deposits	$39,124	$24,631
Interest-Bearing Deposits	60,405	56,229

TOTAL DEPOSITS	99,529	80,860

Other Borrowings	312	229
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures	3,093	—
Accrued Interest and Other Liabilities	253	446

TOTAL LIABILITIES	103,187	81,535

Common Shares - $5 Par Value	5,414	5,414
Surplus	4,092	4,092
Accumulated Deficit	(772)	(1,242)
Accumulated Other Comprehensive Income	(1)	(1)

TOTAL SHAREHOLDERS’ EQUITY	8,733	8,263

TOTAL LIABILITIES AND EQUITY	$111,920	$89,798

CalWest Bancorp

Condensed Consolidated Statements of Income

(Unaudited - Dollar Amounts in Thousands, Except Per Share Data)

	For the three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Interest Income	$1,261	$1,153	$3,562	$2,911
Interest Expense	244	332	832	944

Net Interest Income	1,017	821	2,730	1,967

Provision for Loan Losses	55	95	163	143

Net Interest Income after Provision for Loan Losses	962	726	2,567	1,824

Noninterest Income	447	452	1,458	1,283
Noninterest Expense	1,252	887	3,504	2,568

Income before Taxes	157	291	521	539

Income Taxes	50	(48)	50	(114)

Net Income	$107	$339	$471	$653

Per Share Data:
Net Income - Basic	$.10	$.48	$.44	$.92
Net Income - Diluted	$.10	$.48	$.43	$.92

CalWest Bancorp

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited - Dollar Amounts in Thousands)

	Common Stock	Surplus Amount	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2002	$3,153	$3,074		$(2,240)	$(1)	$3,986

Issuance of Common Shares	2,261	1,018				3,279
Net of Expenses of $338
Comprehensive Income
Net Income			$997	997		997
Comprehensive Income			$997

Balance at December 31, 2002	5,414	4,092		(1,243)	(1)	8,262

Comprehensive Income
Unrealized Loss on Securities
Available for Sale			$—		—	—
Net Income			471	471		471
Comprehensive Income			$471

Balance at September 30, 2003	$5,414	$4,092		$(772)	$(1)	$8,733

CalWest Bancorp

Condensed Consolidated Statements of Cash Flows

(Unaudited - Dollar Amounts in Thousands)

	For the Nine Months Ended September 30,
	2003	2002

OPERATING ACTIVITIES
Net Income	$471	$653
Adjustments to Reconcile Net Income to
Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	171	176
Origination of Loans Held for Sale	(90,126)	(84,960)
Provision for Loan Losses	163	143
Proceeds from Loan Sales	96,970	82,845
Gain on Sale of Loans	(1,075)	(860)
Other Items	746	516
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	7,320	(1,487)

INVESTING ACTIVITIES
Net Increase of Federal Reserve Bank and other Stock	(93)	(152)
Purchases of Held-to-Maturity Securities	(76,914)	(24,046)
Purchases of Available-For-Sale Securities	—	(3,997)
Proceeds from Maturities of Held-to-Maturity Securities	81,557	22,781
Proceeds from Maturities of Available-for-Sale Securities	18	6,517
Net Increase in Loans	(16,935)	(8,649)
Purchase of Premises and Equipment	(154)	(81)

NET CASH USED BY INVESTING ACTIVITIES	(12,521)	(7,627)

FINANCING ACTIVITIES
Net Increase in Non-Interest Bearing Deposits	14,493	14,322
Net Increase in Interest Bearing Deposits	4,176	1,312
Net Increase in Other Borrowings	3,176	349
Repayment of Capitalized Lease Obligation	(90)	(82)
Proceeds from Issuance of Subordinated Debt	—	114
Proceeds from Issuance of Common Stock	—	3,279

NET CASH PROVIDED BY FINANCING ACTIVITIES	21,755	19,294

INCREASE IN CASH AND CASH EQUIVALENTS	16,554	10,180
Cash and Cash Equivalents at Beginning of Period	12,911	6,783
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$29,465	$16,963

CalWest Bancorp

Notes to Consolidated Financial Statements

Note 1 - Basis of Presentation and Management Representation

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  This information should be read in conjunction with the Company’s 2002 Form 10-KSB.

The consolidated financial statements include CalWest Bancorp and its wholly owned subsidiary, South County Bank, N.A. (collectively, the “Company”).  South County Bank was started in October 1999, and CalWest Bancorp became effective as a bank holding company as of August 1, 2003.  The financial statement presented for 2003 include consolidated numbers for both CalWest Bancorp and South County Bank, whereas the financial statements presented for 2002 include South County Bank only.

Prior to August 1, 2003, the effective date for the bank holding company formation, the Bank filed certain reports pursuant to Section 13 of the Securities Exchange Act of 1934 with the Office of the Comptroller of the Currency.  Information herein should be read in conjunction with the Bank’s 2002 Form 10-KSB as filed with the Comptroller of the Currency.   Subsequent to August 1, 2003, the Bank’s obligation to file such reports has been suspended and the Company now files such reports with the Securities and Exchange Commission.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the nine months period ended September 30, 2003, and 2002 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Note 2 - Earnings Per Share

Effective October 21, 1999, the Bank adopted Statement of Financial Accounting Standards No. 128, “Earnings per Share.”  Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period.  The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options and the number of shares issuable upon the assumed conversion of the convertible preferred stock. These items were anti-dilutive for the periods reported and therefore a dilutive earnings per shares is reported as the same as basic earnings per share.

Note 3 – Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock based employee compensation plans at fair value.  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock

Issued to Employees,” and related Interpretations.  Accordingly, compensation cost for stock options will be measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  All of the Company’s stock option grants included exercise prices equal to the Company’s current market price per share; accordingly, no compensation expense was reported using the intrinsic value method of APB Opinion No. 25.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below (dollar amounts in thousands, except per share data):

	FOR THE 3 MONTHS ENDED September 30,		FOR THE 6 MONTHS ENDED September 30,
	2003	2002	2003	2002
Net Income	$107	$339	$471	$653
As Reported
Stock-Based Compensation using Intrinsic Value Method	—	—	—	—
Stock-Based Compensation that would have been reported using the Fair Value Method as SFAS 123	(18)	(18)	(54)	(54)
Pro Forma	$89	$321	$417	$599

Basic Income Per Share
As Reported	$0.10	$0.48	$0.44	$0.92
Pro Forma	$0.08	$0.45	$0.39	$0.84

Diluted Income
As Reported	$0.10	$0.48	$0.43	$0.92
Pro Forma	$0.08	$0.45	$0.38	$0.84

In March 2003, the Financial Accounting Standards Board (“FASB”) announced that it would be adding to its agenda a project on stock-based compensation disclosure.  On April 22, 2003, in connection with that project, the FASB announced that it would in fact require that stock options be expensed.  The project will address the accounting for and disclosure of stock-based compensation, including the proper methodology for expensing stock options.  The results of this project are expected to be released in an Exposure Draft later this year and to be effective in 2004.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-QSB contains various forward-looking statements and includes assumptions concerning the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, operations, future results, and prospects, including statements that include the words may, could, should, would, believe, expect, will, shall, anticipate, estimate, intend, plan or similar expressions.  These forward-looking statements are based upon current expectations and are subject to risk and uncertainties.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important factors (some of which are beyond the Company ‘s control), which could cause the actual results, or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Such factors include the following:  (i) risk and cost resulting from the opening of a new office or offices and adding employees; (ii) the effect of changing regional and national economic conditions, especially as they affect the income and cash flow of business and consumer borrowers, their ability to repay loans, and their need for borrowed funds; (iii) the effects of trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (iv) significant changes in interest rates and prepayment speeds; (v) inflation, stock and bond market, and monetary fluctuations; (vi) credit risks of commercial, SBA, real estate, consumer, and other lending activities, including risks related to changes in the values of real estate and other security for loans; (vii) changes in federal and state banking and financial services laws and regulations; (viii) the presence in the Company’s market area of competitors with greater financial resources than the Company; (ix) the timely development of competitive new products and services by the Company and the acceptance of those products and services by customers and regulators (when required); (x) the secure and effective implementation of new technology (including Internet services) for both the delivery of services and internal operations; (xi) the willingness of customers to substitute competitors’ products and services for those of the Company and vice versa; (xii) changes in consumer and business spending and savings habits; (xiii) unanticipated regulatory or judicial proceedings; and (xiv) other external developments which could materially impact the Company ‘s operational and financial performance.

Basis of Presentation

DISCUSSION RELATING TO FINANCIAL RESULTS AND INFORMNATION AS OF, AND FOR, THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 IS CONSOLIDATED INFORMATION FOR THE COMPANY AND THE BANK.  PRIOR PERIODS INCLUDE ONLY THE BANK.

Income Summary

For the nine months ended September 30, 2003, the Company reported a net income of $471,000, or $0.43 diluted income per share. This represents a decrease in net income over the same period during 2002 when the Bank had a net income of $653,000, or $0.92 diluted income per share as of September 30, 2002. For the three months ended September 30, 2003, the Company reported net income of $107,000 or $0.10 diluted income per share. This represents a decrease in net income over the same period during 2002 when the Bank had a net income of $339,000, or $0.48 diluted income per share.  The decrease in earnings was due to an increase in noninterest expense as a result of steps taken such as increased staffing to support 50 percent growth in total assets from September 30, 2002 and 25 percent growth since December 31, 2002.  Also, during the third quarter 2003, CalWest Bancorp was formed as a Bank Holding Company of South County Bank that resulted in startup expenses of $51,000 approximately.  Also, in the third quarter, South County Bank started recording income tax expenses since the tax benefits from loss carry forward had been exhausted.  The decrease in earning per share was also due to 1,082,720 shares outstanding as of September 30, 2003, compared to 709,783 weighted average shares outstanding as of September 30, 2002.   The annualized return on average assets was 0.48% for the nine months of 2003.  Annualized return on average shareholders’ equity for the nine months of 2003 was 5.49%.

Net Interest Income

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense.  Net interest income depends on the difference (the “interest rate spread”) between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings.  Net interest margin ratio is a percentage of Net Interest Income divided by total earning assets, which primarily includes loans and investments. Net Interest Income for the quarter ended September 30, 2003 was $1.0 million compared to $821,000 to the same period during 2002.  Net interest income was $2.7 million for the nine months ended September 30, 2003 compared to $1.9 million for the nine months ended September 30, 2002.

The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2003	2002	2003	2002	2002

Interest Income	$1,261	$1,153	$3,562	$2,911	$3,989
Interest Expense	244	332	832	944	1,317

Net Interest Income	$1,017	$821	$2,730	$1,967	$2,672

Average Earning Assets	$102,306	$66,057	$96,979	$56,494	$62,887
Net Interest Margin	3.98%	4.97%	3.75%	4.64%	4.25%

The increase in net interest income in 2003 was primarily the result of growth in interest earning assets.  During the nine months of 2003, loan growth was not significant enough to fully offset the impact of the declining loan and investment portfolio yields, consequently interest yields on earning assets declined.  The interest expense for the nine months ended September 30, 2003 was $832,000 compared to $944,000 for the same period in 2002.  The interest expense decreased even though the interest bearing liabilities increased to $60.4 million as of September 30, 2003 from $56.2 million as of December 31, 2002. Therefore, the declining yield on the earning assets with a smaller decrease in cost of interest bearing liabilities caused the net interest margin to decrease by 89 basis points from the same period in 2002.

Provision for Loan Losses

During the first, second and third quarter of 2003 the Bank contributed $43,000, $65,000, and $55,000, respectively, to the allowance for loan losses. Total provision for loan loss in the nine months of 2003 was $163,000 compared to $143,000 for the same period in 2002. Management believes that the allowance, which stands at 1.00% of total loans (excluding loans Available-for-sale) at September 30, 2003, is adequate to cover future losses.

Changes in the allowance for loan losses for the periods ended September 30, 2003 and September 30, 2002 are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Allowance, Beginning of Period	$597	$418	$511	$396
Provision for Loan Losses	55	95	163	143
Loans Charged Off – net of Recoveries	(36)	(22)	(58)	(48)

Allowance, End of Period	$616	$491	$616	$491

Non Interest Income

Non Interest Income represents deposit account service charges and other types of non-loan related fee income.  Non-interest income for the third quarter 2003 was $447,000 compared to $452,000 for the same period in 2002.  Non-interest income for the nine months ended September 30, 2003 totaled $1.5 million compared to $1.3 for the same period in 2002. The increase is primarily from the gain on sale of loans, which were $1.1 million as of September 30, 2003 compared to $860,000 as of September 30, 2002.

	September 30,
	2003	2002

Service Charges on Deposit Accounts	$226	$192
Gain on sales of loans	1,075	860
Mortgage loan documentation fees	79	193
Other non-interest income	78	38
Total	$1,458	$1,283

Non Interest Expense

Non Interest Expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Non-interest expenses for the third quarter of 2003 were $1.3 million compared to $887,000 for the same period in 2002.  Non-interest expense for the nine months ended September 30, 2003 totaled $3.5 million compared to $2.6 million for the same period in 2002.   The increase in non-interest expense was

due to the increase in personnel and premise expenses resulting from growth in the bank’s assets and the formation of Bank Holding Company. Also, during 2003, the Bank opened a loan production office in Irvine, California, to generate commercial loans in North Orange County area.  The Bank hired two SBA employees to handle the increase in SBA loan volume after receiving a preferred lending status by the SBA office in Orange County.  Overall, 50 percent growth in total assets as of September 30, 2003, compared to September 30, 2002, caused the increase in operating expenses for this year.

The following table is a summary of operating expenses as of September 30, 2003, and 2002: (In thousands of dollars).

	September 30,
	2003	2002

Advertising and Marketing Expenses	$76	$30
Bank Holding Company Expenses	51	—
Data Processing Expenses	200	144
Director’s Fees	68	51
Legal Fees	100	29
Postage Expenses	54	41
Premise and Fixed assets expense	520	479
Printing, Stationary and Supplies Expenses	76	62
Salaries and Employee Benefits expense	1,637	1,252
Other Miscellaneous Expenses	722	480
Total	$3,504	$2,568

Income Taxes

As of September 30, 2003, the Company recorded tax expense of $50,000 compared to an $114,000 tax benefit for the same period September 30, 2002.

Balance Sheet Analysis

Total assets at September 30, 2003 totaled $111.9 million, an increase from $89.8 million at December 31, 2002.  Compared to total assets of $74.5 million at September 30, 2002, the Bank has increased assets by $37.4 million or 50.2%.

Loan Portfolio

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

	September 30,
Loans	2003	2002
Commercial	$36,628	$24,058
Real Estate - Construction	5,630	4,057
Real Estate - Other	16,616	6,600
Real Estate - Available for Sale	5,024	12,116
Consumer	3,051	3,733
Total Loans	$66,949	$50,564

Asset Quality

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands):

	September 30,		December 31, 2002
	2003	2002

Loans 90 day past due and still accruing	$—	$—	$—
Loans on nonaccrual	558	123	23
Nonperforming Loans	558	123	23
Other real estate owned	—	—	—
Nonperforming Assets	$558	$123	$23

Nonperforming loans as a percent of total loans	0.83%	0.24%	0.04%
Allowance for loan losses as a percent of nonperforming loans	110.39%	399.19%	2221.74%
Nonperforming assets as a percent of total assets	0.50%	0.17%	0.03%

Non-performing loans as a percent of total loans increased to 0.83% at September 30, 2003 from 0.24% as of September 30, 2002.  As a percent of total assets, non-performing loans were 0.50% at September 30, 2003, compared to 0.17% at the same period 2002.  As of September 30, 2003, four loans were on non-accrual status compared to two loans for the same period in 2002.

Trust Preferred Securities

During the third quarter of 2003, the Company participated in a 30 years Pooled Trust Preferred Securities transaction at a floating rate of 3 month LIBOR plus 2.95% for $3.0 million.  Under generally accepted accounting policies, the securities are reported as liabilities of the Company and interest payments are reported as interest expense. The Company transferred $2.2 million of the proceeds to the Bank as Tier 1 capital. The securities, which mature in 2033, are callable at par after five years and pay cash distributions at a per annum rate and reset quarterly.  The Company has the right to defer the payment of interest on the securities.   However, if such deferral rights is exercised, the Company would be restricted during such deferral period from paying any dividends on its common stock.

Capital

Total shareholders’ equity at September 30, 2003 totaled $8.7 million compared to $8.3 million as of December 31, 2002.

The Bank maintains capital ratios above the Federal regulatory guidelines for a “well-capitalized” bank.  The ratios are as follows:

		ACTUAL RATIOS
	Ratio *	September 30, 2003	December 31, 2002

Tier 1 Capital (to Average Assets)	5.00%	10.09%	9.80%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	14.24%	13.20%
Total Captial (to Risk Weighted Assets)	10.00%	15.18%	14.20%

The Bank Holding Company “CalWest Bancorp” is subject to similar requirements administered by its primary regulator, the Federal Reserve Board.  For capital adequacy purposes, CalWest Bancorp must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively.  It’s total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets was 15.97% and 15.05% at September 30, 2003.

Liquidity

Management is not aware of any future capital expenditures or other significant demands on commitments that would severely impair liquidity.

Off Balance Sheet Transactions

The Bank in its ordinary course of business has commitments to disburse loan proceeds both under revolving and non-revolving arrangements.  As of September 30, 2003 the total of these commitments approximated $19.1 million compared to $18.0 million as of December 31, 2002 and $12.8 million as of September 30, 2002.

Item 3.           Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In designing and evaluating disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings

Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business.

Item 2 - Changes in Securities

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

On July 24, 2003, the Bank held its annual meeting of shareholders.  At the meeting, the shareholders elected 12 directors, approved the holding company formation and reorganization and adopted a new stock option plan.  The votes on those matters were as follows:

ELECTION OF DIRCTORS	For 864,479	Against	0

HOLDING COMPANY FORMATION	For 854,979	Against	5,000	Abstain 4,500

STOCK OPTION PLAN	For 847,479	Against	10,500	Abstain 6,500

Item 5 – Other Items

None

Item 6 - Exhibits and Reports on Form 8-K

A)                        Exhibits

31.1 – Certification of CEO pursuant to Section 302 of Sarbanes-Oxley

31.2 – Certification of CFO pursuant to Section 302 of Sarbanes-Oxley

32.1 – Certification of CEO pursuant to Section 906 of Sarbanes-Oxley

32.2 – Certification of CFO pursuant to Section 906 of Sarbanes-Oxley

B)                          Reports on Form 8-K

On August 5, 2003, the Company filed an 8-K Report under item 5 reporting on the completion of the holding company reorganization pursuant to which the Bank became the wholly-owned subsidiary of the Company.

Signatures

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	/s/ Thomas E. Yott
Thomas E. Yott
Chief Executive Officer

Date: November 12, 2003	/s/ Najam M. Saiduddin
Najam M. Saiduddin
Chief Financial Officer